Form 10-K
period 2007-12-31
BNC Mortgage Loan Trust 2007-3
filed 2008-03-27
CIK 1404857

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007
                          -----------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------    --------------------

Commission file number  333-133985-77
                      -------------------


                     BNC Mortgage Loan Trust 2007-3
-------------------------------------------------------------------------
          (Exact name of issuing entity as specified in its charter)

                Structured Asset Securities Corporation
-------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                     Lehman Brothers Holdings Inc.
-------------------------------------------------------------------------
          (Exact name of sponsor as specified in its charter)

         Delaware                                   74-2440850
------------------------------          ---------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                   Identification No.)

745 Seventh Avenue, New York, N.Y.                              10019
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (212)-526-7000
                                                  -----------------------

Securities registered pursuant to Section 12(b) of the Act:   NONE.



Securities registered pursuant to Section 12(g) of the Act:  NONE.



Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                      Yes  [  ]                  No   [X]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  [X]                  No   [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     X
                                                           -------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer X
                       ---                   ---                       ---

Smaller reporting company
                         ---
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                      Yes                       No    X
                          -------                  -------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2007.

Not applicable.




                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders;
(2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.


                                    PART I


Item 1. Business.

Not Applicable.


Item 1A. Risk Factors.

Not Applicable.


Item 1B. Unresolved Staff Comments.

None.


Item 2. Properties.

Not Applicable.


Item 3. Legal Proceedings.

None.


Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.



                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not Applicable.


Item 6. Selected Financial Data.

Not Applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not Applicable.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.


Item 8. Financial Statements and Supplementary Data.

Not Applicable.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.


Item 9A. Controls and Procedures.

Not Applicable.


Item 9A(T). Controls and Procedures.

Not Applicable.


Item 9B. Other Information.

None.


                                     PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Not Applicable.


Item 11. Executive Compensation.

Not Applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not Applicable.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not Applicable.


Item 14. Principal Accounting Fees and Services.

Not Applicable.


                              PART IV
   ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


Item 1112(b) of Regulation AB. Significant Obligor Financial Information

   None.


Item 1114(b)(2) and Item 1115(b) of Regulation AB. Significant Enhancement Provider and Derivative Counterparty Financial Information.

   None.


Item 1117 of Regulation AB.  Legal Proceedings.

   None.


Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is materially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-k.


Item 1122 of Regulation AB.  Compliance with Applicable Servicing Criteria.

Reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.

    Citibank, N.A. reported the following instances of material non compliance:

    1122(d)(2)(i) Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements. With respect to certain transactions for which the transaction documents require that funds be deposited into the custodial bank accounts on the day funds are received by the Company, funds were not deposited to the custodial bank accounts in accordance with the terms of the transaction documents. In a sample of selected payments on pool assets received by the Company, this finding was identified once. In that instance, the funds received were deposited into the specified custodial account on the day after the day they were received. As the one-day delay only impacted investment income to which the Company was entitled as compensation for its services as securities administrator, management believes that the delay did not affect the amount of any payments to any security holder or to any transaction party other than the Company.

    1122(d)(3)(ii) Amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements. With respect to certain remittances during the reporting period, amounts due to investors were allocated and remitted in accordance with distribution priority and other terms set forth in the transaction agreements, but were not paid timely to investors.


Item 1123 of Regulation AB, Servicer Compliance Statement.

Servicer compliance statements are attached hereto under Item 15.



Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      (4) Trust Agreement dated as of June 1, 2007, among Structured Asset Securities Corporation, as Depositor, Citibank, N.A., as Trustee and Aurora Loan Services LLC, as Master Servicer (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on July 13, 2007, Commission file number 333-133985-77, CIK 0001404857).

      (10)  Incorporated by reference as Exhibit (4).

      (31)  Rule 13a-14(d)/15d-14(d) Certification.

      (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Citibank, N.A., as Trustee and Paying Agent
            (c)  Clayton Fixed Income Services, as Credit Risk Manager
            (d)  Deutsche Bank National Trust Company, as Custodian
            (e)  JPMorgan Chase Bank, N.A., as Servicer
            (f) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.

      (34) Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Citibank, N.A., as Trustee and Paying Agent
            (c)  Clayton Fixed Income Services, as Credit Risk Manager
            (d)  Deutsche Bank National Trust Company, as Custodian
            (e)  JPMorgan Chase Bank, N.A., as Servicer
            (f) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.

      (35)  Servicer Compliance Statements.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  JPMorgan Chase Bank, N.A., as Servicer
            (c) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.

  (b) Exhibits identified in paragraph (a) above.

  (c) Not Applicable.









                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Issuing Entity)   BNC Mortgage Loan Trust 2007-3
                -------------------------------------------------------------

By: /s/ E. Todd Whittemore
    --------------------------------------------------------
        Name:   E. Todd Whittemore
        Title:  Executive Vice President
        (Senior Officer in charge of the servicing function of Aurora Loan Services LLC, in its capacity as master servicer)
        Aurora Loan Services LLC, as Master Servicer


Date:    March 27, 2008


Exhibit Index

Exhibit No.

      (4) Trust Agreement dated as of June 1, 2007, among Structured Asset Securities Corporation, as Depositor, Citibank, N.A., as Trustee and Aurora Loan Services LLC, as Master Servicer (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on July 13, 2007, Commission file number 333-133985-77, CIK 0001404857).

      (10)  Incorporated by reference as Exhibit (4).

      (31)  Rule 13a-14(d)/15d-14(d) Certification.

      (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Citibank, N.A., as Trustee and Paying Agent
            (c)  Clayton Fixed Income Services, as Credit Risk Manager
            (d)  Deutsche Bank National Trust Company, as Custodian
            (e)  JPMorgan Chase Bank, N.A., as Servicer
            (f) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.

      (34) Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset Backed Securities.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  Citibank, N.A., as Trustee and Paying Agent
            (c)  Clayton Fixed Income Services, as Credit Risk Manager
            (d)  Deutsche Bank National Trust Company, as Custodian
            (e)  JPMorgan Chase Bank, N.A., as Servicer
            (f) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.

      (35)  Servicer Compliance Statements.
            (a)  Aurora Loan Services LLC, as Master Servicer
            (b)  JPMorgan Chase Bank, N.A., as Servicer
            (c) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.

  (b) Exhibits identified in paragraph (a) above.

  (c) Not Applicable.





Ex-31


Ex-33 (a)


Ex-33 (b)


Ex-33 (c)


Ex-33 (d)


Ex-33 (e)


Ex-33 (f)


Ex-34 (a)


Ex-34 (b)


Ex-34 (c)


Ex-34 (d)


Ex-34 (e)


Ex-34 (f)


Ex-35 (a)


Ex-35 (b)


Ex-35 (c)